Form 10KSB
period 2002-09-30
LORELEI CORP
filed 2003-01-17
CIK 60394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

                  For the fiscal year ended September 30, 2002.

                        Commission File Number 333-94135
                                               ---------

                               LORELEI CORPORATION
                               -------------------
                 (Name of Small Business Issuer in Its Charter)

       Delaware                                  13-4058469
  ----------------------                -------------------------
(State  of  Incorporation)             (IRS  Identification  Number)

63  Wall  Street,  Suite  1801  New  York,  NY     10005
----------------------------------------------     -----
(Address  of  principal  executive  offices)      (Zip  Code)

                    (212)  344-1600
                    ---------------
(Issuer's  telephone  number,  including  area  code)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:  None


     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.
Yes___  No  X
          ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State  issuer's  revenues  for  its  most  recent  fiscal  year.   0
                                                                       --

     The aggregate market value of the voting stock held by non-affiliates of the registrant is $1,000.

     As of September 30, 2002 there were 200,000 shares of the issuer's common stock, $.001 par value per share, issued and outstanding.

                              LORELEI CORPORATION
                                     10-KSB
                               September 30, 2002

                                     PART I


ITEM  1.  DESCRIPTION  OF  BUSINESS

     Lorelei Corporation was organized under the laws of the State of Delaware on April 23, 1999. Lorelei was formed as a vehicle to pursue a Business Combination. Since inception, the primary activity of Lorelei has been directed to organizational efforts, obtaining initial financing, and efforts intended to identify possible Business Combinations.

     Lorelei 's initial public offering consists of 70,000 shares of common stock being offered at a purchase price of $.50 per share.

     Lorelei was organized for the purposes of creating a corporate vehicle to seek, investigate and, if such investigation warrants, engaging in business combinations presented to it by persons or firms who or which desire to employ Lorelei 's funds in their business or to seek the perceived advantages of publicly-held corporation. Lorelei 's principal business objective is to seek long-term growth potential in a business combination venture rather than to seek immediate, short-term earnings. Lorelei has not restricted its search to any specific business, industry or geographical location.

     Lorelei has 18 months from its date of effectiveness (July 25, 2002) to consummate a business combination, including the filing of a post-effective amendment and shareholder reconfirmation offering. If a consummated business combination has not occurred by the date 18 months after the effective date of the initial registration statement, the funds held in escrow shall be returned by first class mail to the purchasers within five (5) business days following that date.

     Lorelei does not currently engage in any business activities which provide any cash flowPersons who purchased shares in Lorelei 's initial public offering and other shareholders will not have much opportunity to participate in identifying, investigation or analyzing merger candidate. Lorelei's proposed business is sometimes referred to as a "blank check" company because investors entrust their investment monies to Lorelei's management before they have a chance to analyze any ultimate use to which their money may be put. Substantially all of Lorelei's initial public offering are intended to be utilized generally to effect a business combination. Rule 419 states that prospective investors who invest in Lorelei will have an opportunity to evaluate the specific merits or risks of only the business combination management decides to enter into.

     Although Lorelei is subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes Lorelei is not subject to regulation under the Investment Company Act of 1940. The regulatory scope of the Investment Company Act of 1940, as amended, was enacted principally for the purpose of regulatory vehicles for pooled investments in securities, extends generally to companies primarily in the business of investing, reinvesting, owning, holding or trading securities. The Investment Company Act may, however, also be deemed to be applicable to a Company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definition of the scope of certain provisions of the Investment Company Act. Lorelei believes that its principle activities will not subject it to regulation under the Investment Company Act. Nevertheless, there can be no assurances that Lorelei will not be deemed to be an Investment Company. In the event Lorelei is deemed to be an Investment Company, Lorelei may be subject to certain restrictions relating to Lorelei's activities, including restrictions on the nature of its investments and the issuance of securities. Lorelei has obtained no formal determination from the Securities and Exchange Commission as to the status of Lorelei under the Investment Company Act of 1940.

     Lorelei  presently  has  no  employees.

     Lorelei is currently engaged in its initial public offering. It has not yet begun to look for a merger candidate.

     Lorelei intends to structure any future merger in such a manner as to minimize federal and state tax consequences to Lorelei and any target company.

Item  2.  PROPERTIES

     Lorelei is presently using the offices of Schonfeld & Weinstein, L.L.P., counsel to Lorelei, as its office. Schonfeld & Weinstein, L.L.P. does not charge Lorelei for this service. Such arrangement is expected to continue until a business combination is effected, including effectiveness of a post-effective amendment and shareholder reconfirmation.

     Lorelei currently owns no equipment, and does not intend to own any prior to engaging in a business combination.

Item  3.  LEGAL  PROCEEDINGS

     Lorelei is not presently a party to any litigation, nor, to the knowledge of management, is any litigation threatened against Lorelei which may materially affect Lorelei.

Item  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no shareholders meetings in the fourth quarter of this fiscal year.

Item  5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
          STOCKHOLDER  MATTERS

     There is no established public trading market for Lorelei's common shares. As of December 31, 2002, there were 200,000 shares of common stock outstanding. The par value per share is $.001. Lorelei has not paid any dividends on its common stock in the past, nor does it foresee paying dividends in the near future. Pursuant to its initial public offering, Lorelei is offering 70,000 shares of common stock at $.50 per share.

Item  6.  PLAN  OF  OPERATION

     Lorelei does not currently engage in any business activities which provide any cash flow. Once the initial public offering is sold, Lorelei may release
10%  of  the  proceeds  of  such  offering  to  the  company.

     Lorelei may seek a business combination in the form of firms which have recently commenced operations, are developing companies in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, or are established businesses which may be experiencing financial or operating difficulties and are in need of additional capital. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws.

     Lorelei will not acquire a target business unless the fair value of the target business represents 80% of the maximum offering proceeds. To determine the fair market value of a target business, Lorelei's management will examine the certified financial statements (including balance sheets and statements of cash flow and stockholders' equity) of any candidate and will participate in a personal inspection of any potential target business.

     Based upon management's experience with and knowledge of blank check companies, the probable desire on the part of the owners of target businesses to assume voting control over Lorelei (to avoid tax consequences or to have complete authority to manage the business) will almost assure that Lorelei will combine with just one target business. Management also anticipates that upon consummation of a business combination, there will be a change in control in Lorelei which will most likely result in the resignation or removal of Lorelei's present officers and directors.

     Investors should note that any merger or acquisition effected by Lorelei can be expected to have a significant dilutive effect on the percentage of shares held by Lorelei's then-shareholders, including purchasers in this offering. Upon the consummation of a business combination, the target business will have significantly more assets than Lorelei; therefore, management plans to offer a controlling interest in Lorelei to the target business. Lorelei have attempted to structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1954, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of Lorelei, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would be likely to result in significant dilution in the equity of such shareholders.

     Management anticipates that it may be able to effect only one potential business combination, due primarily to Lorelei's limited financing. As a result, Lorelei will not be able to offset potential losses from one venture against gains from another.

     The analysis of business combinations will be undertaken by the officers and directors of Lorelei, none of whom is a professional business analyst. In analyzing prospective business combinations, management considered such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance or products; name identification; and other relevant factors.

     Management will not actively negotiate or otherwise consent to the purchase of any portion of their common stock as a condition to or in connection with any proposed merger.

     Lorelei management believes that the securities to be issued in any merger will be issued in reliance on exemptions from registration under applicable federal and state securities laws and that the terms of a merger will be based upon the respective needs and desires of Lorelei and the merger candidate and relative negotiating strength of Lorelei and such other management.

     Lorelei has adopted a policy that it will not pay a finder's fee to any member of management for locating a merger or acquisition candidate. No member of management intends to or may seek and negotiate for the payment of finder's fees.
                                        5

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The officers and directors of Lorelei, and further information concerning them are as follows:

Name(1)                     Age     Position
-------                     ---     --------



Jo-Ann  Vidaver  (1)         47     President,  Director
49  Poplar  Avenue
Oradell,  New  Jersey  07469

Patricia  Francill  (1)      50     Secretary,  Director
1000  Urlin  Avenue
Columbus,  Ohio  43212

Jules  Reich                 66     Director
202  Augusta  Court
Roslyn,  New  York  11576
____________________

(1) May be deemed "Promoters" of the Lorelei, as that term is defined under the Securities Act of 1933.

BIOGRAPHY

Jo-Ann Vidaver, President and a director of Lorelei, was a circulation manager for New York City Magazine from 1976-1978 and for Games Magazine in 1978. Ms. Vidaver was an assistant to the vice-president of special projects for Columbia Artists Management from 1981-1983 and was a traffic supervisor at RKO Radio Networks from 1984-1985. She served WNCN Radio as systems manager from 1978-1981, and from 1986-1993 and has been serving as a consultant to WQXR Radio, a unit of the New York Times, since 1994. In addditon, Ms. Vidaver has managed Auntie Knits, Inc., since 1997. Ms. Vidaver is a graduate of Queens College, City University of New York. Ms. Vidaver has been President and a director of Lorelei since November 1999.

Patricia Francill, Secretary and a director of Lorelei, has been Treasurer and a director of Centurion Telecommunications Corp. since 1997. Prior to that, Ms. Francill was President of Centurion Broadcasting Systems Inc. from March 1994 until November 1997. Ms. Francill served as Secretary and Treasurer of Taylor Equities, Inc., a blank check company, from January 26, 1990 to January 15, 1992. She was also a Credit Manager for the Department of Medicine, Ohio State

University from 1981-1985 and served as Lead Kindergarten Latchkey Teacher from 1986-1994, in the Grandview Heights School District Ms. Francill has been
Secretary  and  a  director  of  Lorelei  since  April  1999.

Jules Reich, Director, has been an active member of the real estate and finance industry since 1962. Since 1972, Mr. Reich has served as President of Live Right Realty Inc., a management company that manages commercial, rental and co-op properties throughout the New York area. In 1979, Mr. Reich formed Somerset Investors Corporation, a finance company that has been active in making real estate loans for acquisition and refinance, as well as various types of business loans. Since 1993, Mr. Reich's efforts have been concentrated on the purchase of non-performing underlying mortgages on co-op buildings and blocs of condo and co-op units and the restructuring of the debt of co-op corporations in exchange for the original sponsor's unsold share units on which the sponsors defaulted. As a result, Mr. Reich has acquired properties in Nassau and Suffolk County, Westchester County and Kings and Queens County in New York City. Mr. Reich has been a director of Lorelei since April 1999.

ITEM  10.  EXECUTIVE  COMPENSATION

     No officer or director of Lorelei has received any cash remuneration since Lorelei's inception, and none received or accrued any remuneration from Lorelei at the completion of the initial public offering. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than twenty hours per month to Lorelei's affairs.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
           MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Lorelei's Common Stock as of September 30, 2002 by (i) each person who is known by Lorelei to own beneficially more than 5% of Lorelei's outstanding Common Stock; (ii) each of Lorelei's officers and directors; and
(iii) all directors and officers of Lorelei as a group. It also includes the percent to be owned before and after Lorelei's initial public offering.

NAME/ADDRESS         SHARES  OF           PERCENT  OF         PERCENT  OF
BENEFICIAL         COMMON  STOCK          CLASS  OWNED        CLASS  OWNED
OWNER(1)          BENEFICIALLY  OWNED   BEFORE  OFFERING     AFTER OFFERING
--------------------------------------------------------------------------------


Jo-Ann  Vidaver           0                 0%                     0%
49  Poplar  Avenue
Oradell,  NJ  07469

Patricia  Francill      25,000             12.5%                 9.26%
1000  Urlin  Avenue
Columbus,  Ohio  43212

Jules  Reich                  50,000           25%              18.55%
202  Augusta  Court
Roslyn,  New  York  11576

Iris  Lai                     50,000           25%              18.55%
c/o  Arimoto,  Ogasawara  &
Mo  Co.
276  Fifth  Avenue
New  York,  NY  10001

Victor  Weinstein             25,000         12.5%               9.26%
280  Carol  Close
Tarrytown,  NY  10591

Schonfeld  &  Weinstein,
L.L.P.                        50,000           25%              18.55%
63  Wall  Street
Suite  1801
New  York,  NY  10005

Total  Officers
and  Directors  (3  Persons) 75,000          37.5%             27.78%

Total                       200,000           100%             74.07%

_____________

(1)Each shareholder has sole voting and investment power with respect to his/her shares.

Jo-Ann Vidaver, Patricia Francill, and Jules Reich may be deemed "Promoters" of Lorelei, as that term is defined under the Securities Act of 1933.

Jo-Ann Vidaver was granted an option to purchase 10,000 shares of common stock at $.10 per share on November 12, 1999 by Lorelei. This option expired November 12, 2002.

Arimoto, Ogasawara & Mo Co. is a consulting firm with no affiliation to management. Iris Lai is a Hong Kong citizen. Due to a personal relationship with a principal of Arimoto, Ogasawara & Mo Co, Ms. Lai utilizes office space from such firm when she is in the United States.

Victor Weinstein is the father of Andrea I. Weinstein, a principal of Schonfeld & Weinstein, L.L.P. Schonfeld & Weinstein, L.L.P. is a stockholder of Lorelei and special counsel to the company.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     There are no relationships or transactions required to be disclosed under this Item.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LORELEI CORPORATION

By   Jo-Ann  Vidaver
JO-ANN  VIDAVER,  President

Date  January  16,  2003

     In accordance with the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By   Jo-Ann  Vidaver
     JO-ANN  VIDAVER,  President,  Director

Date  January  16,  2003
                                               *  *  *
By   Patricia  Francill
     PATRICIA  FRANCILL,  Secretary,  Director

Date  January  16,  2003
                                               *  *  *
By
     JULES  REICH,  DIRECTOR

Date
                                               *  *  *

     Supplemental  Information  to  be  Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

     No  annual  report  or  proxy  material  has been sent to security holders.

                               LORELEI CORPORATION




                             INDEX
                             -----



                                                          PAGE

INDEPENDENT AUDITORS' REPORT                               F2

BALANCE SHEETS                                             F3

STATEMENTS OF OPERATIONS                                   F4

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY              F5

STATEMENTS OF CASH FLOWS                                   F6

NOTES TO FINANCIAL STATEMENTS                        F7 - F11



                                        F1

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
---------------------------------------------------------------------------
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX
(212) 513-1930


                             INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Lorelei Corporation

We have audited the accompanying balance sheets of Lorelei Corporation (the "Company"), a development stage company, as of September 30, 2002 and 2001 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lorelei Corporation as of September 30, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




Kempisty & Company
Certified Public Accountants PC
New York, New York
December 30, 2002

                                       F2

                               LORELEI CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                           September  30,        September  30,
                                                                2002                 2001
                                                                ----                 ----
                             ASSETS
  Deferred offering cost                                 $           15,000   $           15,000
                                                         -------------------  -------------------

            Total Assets                                 $           15,000   $           15,000
                                                         ===================  ===================

            LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable and accrued expenses                  $            6,719   $            3,719

  Stockholders' Equity
    Common stock, 20,000,000 shares authorized at $.001
      par value; issued and outstanding 200,000                         200                  200
    Additional paid-in capital                                       19,800               19,800
    Deficit accumulated during the development stage                (11,719)              (8,719)
                                                         -------------------  -------------------
            Stockholders' Equity                                      8,281               11,281
                                                         -------------------  -------------------
            Total Liabilities and Stockholders' Equity   $           15,000   $           15,000
                                                         ===================  ===================



                        SEE NOTES TO FINANCIAL STATEMENTS

                                       F3

                               LORELEI CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                    For the period
                                                                                     April 23, 1999
                                                   For the year ended                    to
                                                      September 30,                  September 30,
                                               2002                   2001                  2002
                                               ----                   ----                  ----

  Revenue                              $                -     $                -     $              -

  General and administrative expenses                 3,000                  1,805               11,719
                                       ---------------------  ---------------------  -------------------

  Loss before income tax provision                   (3,000)                (1,805)             (11,719)

  Provision for income taxes                            -                      -                   -
                                       ---------------------  ---------------------  -------------------

  Net Loss                             $             (3,000)  $             (1,805)  $          (11,719)
                                       =====================  =====================  ===================

  Net loss per common share
    outstanding, basic and diluted     $              (0.02)  $              (0.01)
                                       =====================  =====================

  Weighted average shares outstanding               200,000                200,000
                                       =====================  =====================


                       SEE NOTES TO FINANCIAL STATEMENTS.

                                       F4

                               LORELEI CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM APRIL 23, 1999 (DATE OF INCORPORATION) THROUGH SEPTEMBER 30,
                                      2002

                                                                          Deficit
                                                                        Accumulated
                                       Common Stock         Additional   during the
                                    ($0.001 par value)        Paid-in   Development
                                   Shares        Amount       Capital      Stage       Total
                                   ------        ------       -------      -----       -----

Balance April 23, 1999                -        $    -       $     -     $      -      $     -

Sale of 200,000 shares of
  common stock                     200,000          200         19,800         -        20,000

Net loss                              -             -             -         (3,773)     (3,773)
                                 ----------    -----------  ----------- ------------  ----------

Balance September 30, 1999         200,000          200         19,800      (3,773)     16,227
Net loss                              -             -             -         (3,141)     (3,141)
                                 ----------    -----------  ----------- ------------  ----------

Balance September 30, 2000         200,000          200         19,800      (6,914)     13,086

Net loss                              -             -             -         (1,805)     (1,805)
                                 ----------    -----------  ----------- ------------  ----------

Balance September 30, 2001         200,000          200         19,800      (8,719)     11,281

Net loss                              -             -             -         (3,000)     (3,000)
                                 ----------    -----------  ----------- ------------  ----------

Balance September 30, 2002         200,000     $    200     $   19,800  $  (11,719)   $  8,281
                                 ==========    ===========  =========== ============  ==========



                               LORELEI CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                               For the period
                                                                               April 23,1999
                                                      For the year ended             to
                                                         September 30,         September 30,
                                                     2002           2001           2002
                                                     ----           ----           ----
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                           (3,000)  $     (1,805)  $   (11,719)
    Changes in operating assets and liabilities:
      Accounts payable and accrued expenses             3,000           1,805        6,719
                                                  ------------  -------------  ------------

  NET CASH USED BY OPERATING ACTIVITIES                   -              -          (5,000)

  CASH FLOWS FROM INVESTING ACTIVITY
    Deferred offering costs incurred                      -              -         (15,000)
                                                  ------------  -------------  ------------

  CASH USED BY INVESTING ACTIVITY                         -              -         (15,000)

  CASH FLOWS FROM FINANCING ACTIVITY
    Sales of common stock                                 -              -          20,000
                                                  ------------  -------------  ------------

  CASH PROVIDED BY FINANCING ACTIVITY                     -              -          20,000
                                                  ------------  -------------  ------------

  NET CHANGE IN CASH                                      -              -            -

  CASH
    Beginning of year                                     -              -            -
                                                  ------------  -------------  ------------

    End of year                                           -     $        -     $      -
                                                  ============  =============  ============

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION
      Cash paid for interest                              -     $        -     $      -
                                                  ============  =============  ============

      Cash paid for income taxes                          -     $        -     $      -
                                                  ============  =============  ============

                       SEE NOTES TO FINANCIAL STATEMENTS.

                                       F6

                               LORELEI CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002



NOTE  1-  ORGANIZATION  AND  BASIS  OF  PRESENTATION

          Lorelei Corporation (the "Company"), a development stage enterprise, was organized in Delaware on April 23, 1999 as a "blank check" company that plans to look for a suitable business to merge with or acquire. Operations since incorporation have consisted primarily of obtaining the first capital contributions by the insiders and coordination activities regarding the SEC registration of the company.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE  2-  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

          DEFERRED  OFFERING  COSTS

          Deferred offering costs, which are being incurred in anticipation of the Company issuing its common stock pursuant to a Rule 419 registration statement, are being deferred until the registration and stock sale is complete.


          INCOME  TAXES

          The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision presented on the accompanying statement of operations is zero since the deferred tax asset generated from the net operating loss is offset in its entirety by a valuation allowance. State minimum taxes are expensed as incurred.


          CASH  AND  CASH  EQUIVALENTS

          Cash and cash equivalents, if any, include all highly liquid debt instruments with an original maturity of three months or less at the date of purchase.


                                       F7

                               LORELEI CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002



NOTE  2-  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

          FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

          Cash, accounts payable and other current liabilities are recorded tn the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments.


NOTE  3-  RELATED  PARTY  TRANSACTIONS

          During 1999, $15,000 was paid to the law firm of Schonfeld & Weinstein, LLP, who is also a shareholder of the Company, for legal fees to complete its SEC registration. These fees were recorded as deferred offering costs. For the years ended September 30, 2002 and 2001, this same shareholder advanced $3,000 and $1,805, respectively, in working capital to the Company to pay operating expenses. These advances are included in accounts payable. A shareholder of the Company provides the Company with office space and minimal administrative support free of charge.


                                       F8

                               LORELEI CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002



NOTE  4-  RULE  419  REQUIREMENTS

          Rule 419 requires that offering proceeds after deduction for underwriting commissions, underwriting expenses and deal allowances issued be deposited into an escrow or trust account (the "Deposited Funds" and "Deposited Securities", respectively) governed by an agreement which contains certain terms and provisions specified by the Rule. Under Rule 419, the Deposited Funds and Deposited Securities will be released to the company and to the investors, respectively, only after the company has met the following three basic conditions. First, the company must execute an agreement(s) for an acquisition(s) meeting certain prescribed criteria. Second, the company must file a post-effective amendment to the registration statement that includes the terms of a reconfirmation offer that must contain conditions prescribed by the rules. The post-effective amendment must also contain information regarding the acquisition candidate(s) and its business(es), including audited financial statements. The agreement(s) must include, must elect to reconfirm their investments. Third, the company must conduct the reconfirmation offer and satisfy all of the prescribed conditions, including the condition that investors representing 80% of the Deposited Funds must elect to remain investors. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419. The reconfirmation offer must include certain prescribed conditions that must be satisfied before the Deposited Funds and Deposited Securities can be released from escrow. After the company submits a signed representation to the escrow agent that the requirements of Rule 419 have been met and after the acquisition(s) is consummated, the escrow agent can release the Deposited Funds and Deposited Securities. Investors who do not reconfirm their investments will receive the return of a pro-rata portion thereof; and in the event investors representing less than 80% of the Deposited Funds reconfirm their investments, the Deposited Funds will be returned to the investors on a pro-rata basis




                                       F9

                               LORELEI CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002



NOTE  5-  LOSS  PER  COMMON  SHARE

          Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares include incremental common shares issuable upon the exercise of stock options.


NOTE  6-  STOCKHOLDERS'  EQUITY

          COMMON  STOCK  ISSUANCES

          The Company was duly organized under the laws of the State of Delaware. The Company has authorized 20,000,000 shares of common stock at $.001 par value. During fiscal 1999, the Company raised $20,000 through the sale of 200,000 shares of its common stock pursuant to subscription agreements.

          COMMON  STOCK  OPTIONS

          On November 12, 1999, the President of the Company was granted an option to purchase 10,000 shares of the Company's common stock for $0.10 per share. The option expires on November 12, 2002, and is immediately exercisable by the officer. The exercise price of $0.10 was deemed to be the fair value at the date of grant.

          In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation plans at fair value. The Company has chosen, in accordance with the provision of SFAS No. 123, to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
          Employees" ("APB 25") for its stock plans. Under APB 25, if the exercise price of the Company's stock options is less than the market price of the underlying stock on the date of grant, the Company must recognize compensation expense. SFAS No. 123 will be adopted for disclosure purposes only and will not impact the Company's financial position, annual operating results, or cash flows. For transactions with other than employees in which services are performed in exchange for stock, the transactions, if any, are recorded on the basis of the fair value of the services received or the fair value of the issued equity instrument, whichever is more readily measurable.



                                       F10

                               LORELEI CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  6-  STOCKHOLDERS'  EQUITY  (CONTINUED)

          COMMON  STOCK  ISSUANCES  (CONTINUED)

          SFAS no.123 requires entities that account for awards for stock-based compensation to employees in accordance with APB No. 25 to present pro forma disclosures of net income as if compensation cost was measured at the date of grant based on the fair value of the award. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate, 5.75%; dividend yield, none; volatility, none; and a weighted-average expected life of three years. The fair value of the options granted during fiscal 2000 is $200. For purposes of pro forma disclosures, the estimated fair value of the options is a charge to expense in the period granted, as there is no vesting period. The Company's net loss for fiscal 2000, on a pro forma basis, would have been increased by $200 if the options granted were accounted for following SFAS No.123. These pro forma amounts may not be representative of the future effects on reported results that will result from the future granting of stock options.


          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


                                       F11