Form 10QSB
period 2002-12-31
LORELEI CORP
filed 2003-02-24
CIK 60394

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


Quarterly  report under  Section 13 or 15(d) of the  Securities  Exchange Act of
1934

                For the quarterly period ended December 31, 2002
                                               -----------------


                        Commission File Number 333-94135
                                               ---------

                               LORELEI CORPORATION
                 (Name of Small Business Issuer in Its Charter)

        Delaware                                       8134058469
 ------------------------                     ---------------------------
 (State of Incorporation)                     (IRS Identification Number)

                    80 Wall Street, New York, New York 10005
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 344-1600
                ------------------------------------------------
                (Issuer's telephone number, including area code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes ____   No X
              -


         As of December 31, 2002 there were 200,000 shares of the issuer's common stock, $.001 par value per share, issued and outstanding.

                               LORELEI CORPORATION
                                   FORM 10-QSB
                                December 31, 2002


                                      INDEX


                                                                       PAGE

PART 1 - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS (UNAUDITED)                              F-1

          Balance Sheet -                                              F-2
          December 31, 2002 and September 30, 2002

          Statements of Operations
          Three Months Ended December 31, 2002 and 2001                F-3

          Statements of Cash Flows
          Three Months Ended December 31, 2002 and 2001                F-4

Item 2 - PLAN OF OPERATION                                              3

PART II- OTHER INFORMATION                                              3

                                     PART I


                              FINANCIAL INFORMATION



     ITEM 1.     FINANCIAL STATEMENTS

     The financial statements of Lorelei Corporation (A Development Stage Company) (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended September 30, 2002.

                               LORELEI CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                             December 31,      September 30,
                                                                2002               2002
                                                          -----------------  -----------------
                                                             (Unaudited)
                             ASSETS
  Deferred offering cost                                  $         15,000   $         15,000
                                                          -----------------  -----------------

            Total Assets                                  $         15,000   $         15,000
                                                          =================  =================

              LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable and accrued expenses                   $          7,469   $          6,719

  Stockholders' Equity
    Common stock, 20,000,000 shares authorized at $.001
      par value; issued and outstanding 200,000                        200                200
    Additional paid-in capital                                      19,800             19,800
    Deficit accumulated during the development stage               (12,469)           (11,719)
                                                          -----------------  -----------------

            Stockholders' Equity                                     7,531              8,281
                                                          -----------------  -----------------

            Total Liabilities and Stockholders' Equity    $         15,000   $         15,000
                                                          =================  =================


                        See Notes to Financial Statements



                                       LORELEI CORPORATION
                                  (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                                                                For the period
                                                                                April 23, 1999
                                                For the three months                 to
                                                ended December 31,              September 30,
                                              2002                2001               2002
                                       ------------------  ------------------  -----------------

  Revenue                              $               -   $                -  $              -

  General and administrative expenses                750                    -            12,469
                                       ------------------  ------------------  -----------------

  Loss before income tax provision                  (750)                   -           (12,469)

  Provision for income taxes                           -                    -                 -
                                       ------------------  ------------------  -----------------

  Net Loss                             $            (750)  $                -  $        (12,469)
                                       ==================  ==================  =================

  Net loss per common share
    outstanding, basic and diluted     $           (0.00)  $                -
                                       ==================  ==================

  Weighted average shares outstanding            200,000              200,000
                                       ==================  ==================



                        See Notes to Financial Statements


                                       LORELEI CORPORATION
                                  (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                             For the period
                                                                             April 23, 1999
                                                 For the three months              to
                                                   ended December 31,         September 30,
                                                  2002          2001               2002
                                                  -----  ------------------  -------------------
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                      (750)  $                -  $          (12,469)
    Changes in operating assets and liabilities:
      Accounts payable and accrued expenses        750                    -               7,469
                                                  -----  ------------------  -------------------

  NET CASH USED BY OPERATING ACTIVITIES              -                    -              (5,000)

  CASH FLOWS FROM INVESTING ACTIVITY
    Deferred offering costs incurred                 -                    -             (15,000)
                                                  -----  ------------------  -------------------

  CASH USED BY INVESTING ACTIVITY                    -                    -             (15,000)

  CASH FLOWS FROM FINANCING ACTIVITY
    Sales of common stock                            -                    -              20,000
                                                  -----  ------------------  -------------------

  CASH PROVIDED BY FINANCING ACTIVITY                -                    -              20,000
                                                  -----  ------------------  -------------------

  NET CHANGE IN CASH                                 -                    -                   -

  CASH
    Beginning of year                                -                    -                   -
                                                  -----  ------------------  -------------------

    End of year                                      -   $                -  $                -
                                                  =====  ==================  ===================

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION
      Cash paid for interest                         -   $                -  $                -
                                                  =====  ==================  ===================

      Cash paid for income taxes                     -   $                -  $                -
                                                  =====  ==================  ===================


                       SEE NOTES TO FINANCIAL STATEMENTS.

                               LORELEI CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
(AMOUNTS AND DISCLOSURES AT AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND
                                      2001
                                 ARE UNAUDITED)



     Note 1-     NATURE OF BUSINESS

          Lorelei Corporation ("Lorelei" or the "Company") was incorporated in the State of Delaware on April 23, 1999, as a "blank check" company that plans to look for a suitable business to merge with or acquire.




     Note 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation
          ---------------------

          The Company prepares its financial statements using the accrual basis of accounting.

          Use of Estimates
          ----------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


     Note 3-     INCOME TAXES

          There is no provision for income taxes for the period ended December 31, 2002 as the Company had a net loss.



     Note 4-     COMMON STOCK

          During 1999 the Company sold 200,000 shares of its common stock to its founders for proceeds of $20,000.



     Note 5-     COMMON STOCK OPTIONS

          During the quarter ended December 31, 2002 an option to purchase 10,000 shares of the Company's common stock for $0.10 by the Company's president expired. No other options are outstanding.

                                    PART II

                               LORELEI CORPORATION
                                   FORM 10-QSB
                                DECEMBER 31, 2002



Item 2. Plan of Operation


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

        Investors should note that any merger or acquisition effected by Lorelei can be expected to have a significant dilutive effect on the percentage of shares held by Lorelei's then-shareholders, including purchasers in this offering. On the consummation of a business combination, the target business will have significantly more assets than Lorelei; therefore, management plans to offer a controlling interest in Lorelei to the target business. Lorelei will attempt to structure any acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1954, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of Lorelei would retain less than 20% of the issued and outstanding shares of the surviving entity, which would be likely to result in significant dilution in the equity of such shareholders.

          Management anticipates that it may be able to effect only one potential business combination, due primarily to Lorelei's limited financing. As a result, Lorelei will not be able to offset potential losses from one venture against gains from another.

         The analysis of business combinations was undertaken by the officers and directors of Lorelei, none of whom is a professional business analyst. In analyzing prospective business combinations, management considered such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance or products; name identification; and other relevant factors.

         Lorelei has adopted a policy that it will not pay a finder's fee to any member of management for locating a merger or acquisition candidate. No member of management intends to or may seek and negotiate for the payment of finder's fees.

         Lorelei does not intend to raise any additional capital prior to consummation of a business combination.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         LORELEI CORPORATION




                                         By:  /S/ Jo-Ann Vidaver
                                            --------------------
                                                  Jo-Ann Vidaver,


Dated: February 18, 2002                 /s/ Jo-Ann Vidaver
                                         ------------------
                                         Jo-Ann Vidaver, President, Director


Dated: February 18, 2002                 /S/ Patricia Francill
                                         ---------------------
                                         Patricia Francill, Secretary, Director


Dated:
                                         -----------------------------------
                                         Jules Reich, Director